Form 10-K/A
period 2017-12-31
COMM 2015-CCRE26 Mortgage Trust
filed 2018-06-22
CIK 1651790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the “Commission”) on March 19, 2018 (the “Original 10-K”) is to file with the Commission a report on assessment of compliance with servicing criteria of Berkeley Point Capital LLC, as primary servicer, as Exhibit 33.9 as a replacement of the report on assessment of compliance with servicing criteria filed as Exhibit 33.9 to the Original 10-K.

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

33.2         CWCapital Asset Management LLC, as Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

33.3         Wilmington Trust, National Association, as Trustee (Omitted.  See Explanatory Notes to the Original 10-K.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

33.5         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

33.6         Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

33.8         National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

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

33.12       Wilmington Trust, National Association, as Trustee of the Prudential Plaza Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

33.13       Wells Fargo Bank, National Association, as Certificate Administrator of the Prudential Plaza Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

33.14       Wells Fargo Bank, National Association, as Custodian of the Prudential Plaza Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

33.15       Park Bridge Lender Services LLC, as Operating Advisor of the Prudential Plaza Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

33.16       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Prudential Plaza Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

33.17       National Tax Search, LLC, as Servicing Function Participant of the Prudential Plaza Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

33.18       Wells Fargo Bank, National Association, as Primary Servicer of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

33.19       LNR Partners, LLC, as Special Servicer of the Heartland Industrial Portfolio Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

33.20       Wilmington Trust, National Association, as Trustee of the Heartland Industrial Portfolio Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

33.21       Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 33.21 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

33.22       Pentalpha Surveillance LLC, as Operating Advisor of the Heartland Industrial Portfolio Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

33.23       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

33.24       National Tax Search, LLC, as Servicing Function Participant of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

33.25       KeyBank National Association, as Primary Servicer of the 11 Madison Avenue Mortgage Loan (filed as Exhibit 33.25 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

33.26       KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan (filed as Exhibit 33.25 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

33.27       Wilmington Trust, National Association, as Trustee of the 11 Madison Avenue Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

33.28       Wells Fargo Bank, National Association, as Certificate Administrator of the 11 Madison Avenue Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

33.29       Wells Fargo Bank, National Association, as Custodian of the 11 Madison Avenue Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

34.2         CWCapital Asset Management LLC, as Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

34.3         Wilmington Trust, National Association, as Trustee (Omitted.  See Explanatory Notes to the Original 10-K.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

34.5         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

34.6         Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

34.8         National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

34.9         Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

34.10       Wells Fargo Bank, National Association, as Primary Servicer of the Prudential Plaza Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

34.11       CWCapital Asset Management LLC, as Special Servicer of the Prudential Plaza Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

34.12       Wilmington Trust, National Association, as Trustee of the Prudential Plaza Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34.13       Wells Fargo Bank, National Association, as Certificate Administrator of the Prudential Plaza Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

34.14       Wells Fargo Bank, National Association, as Custodian of the Prudential Plaza Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

34.15       Park Bridge Lender Services LLC, as Operating Advisor of the Prudential Plaza Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

34.16       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Prudential Plaza Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

34.17       National Tax Search, LLC, as Servicing Function Participant of the Prudential Plaza Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

34.18       Wells Fargo Bank, National Association, as Primary Servicer of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

34.19       LNR Partners, LLC, as Special Servicer of the Heartland Industrial Portfolio Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34.20       Wilmington Trust, National Association, as Trustee of the Heartland Industrial Portfolio Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34.21       Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 34.21 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

34.22       Pentalpha Surveillance LLC, as Operating Advisor of the Heartland Industrial Portfolio Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34.23       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

34.24       National Tax Search, LLC, as Servicing Function Participant of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

34.25       KeyBank National Association, as Primary Servicer of the 11 Madison Avenue Mortgage Loan (filed as Exhibit 34.25 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

34.26       KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan (filed as Exhibit 34.25 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

34.27       Wilmington Trust, National Association, as Trustee of the 11 Madison Avenue Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34.28       Wells Fargo Bank, National Association, as Certificate Administrator of the 11 Madison Avenue Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

34.29       Wells Fargo Bank, National Association, as Custodian of the 11 Madison Avenue Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

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

35.9         LNR Partners, LLC, as Special Servicer of the Heartland Industrial Portfolio Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

35.10       Deutsche Bank Trust Company Americas, as Certificate Administrator of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 35.10 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

35.11       KeyBank National Association, as Primary Servicer of the 11 Madison Avenue Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

35.12       KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

35.13       Wells Fargo Bank, National Association, as Certificate Administrator of the 11 Madison Avenue Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193376-23 and incorporated by reference herein)

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

Date: June 22, 2018

/s/ Natalie Grainger

Natalie Grainger, Director

Date: June 22, 2018